Form 10-Q
period 2026-06-30
HCM III ACQUISITION CORP.
filed 2026-08-14
CIK 2069856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 25,300,000 Class A Ordinary Shares, par value $0.0001 per share, and 8,433,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HCM III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months ended June 30, 2026 and for the Period from April 15, 2025 (inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months ended June 30, 2026 and for the Period from April 15, 2025 (inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months ended June 30, 2026 and for the Period from April 15, 2025 (inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets:	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$670,656	$1,015,282
Prepaid expenses	44,667	8,284
Prepaid insurance	65,000	65,000
Total Current Assets	780,323	1,088,566

Long-term prepaid insurance	5,417	37,917
Marketable securities held in Trust Account	261,800,278	257,298,929
Total Assets	$262,586,018	$258,425,412

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$1,452,508	$589,831
Accrued offering expenses	75,000	75,000
Total Current Liabilities	1,527,508	664,831

Deferred underwriting fee payable	12,045,000	12,045,000
Advisory fee payable	1,204,500	1,204,500
Total Liabilities	14,777,008	13,914,331

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.35 and $10.17 per share as of June 30, 2026 and December 31, 2025, respectively	261,800,278	257,298,929

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,100,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption, as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,433,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	843	843
Additional paid-in capital	—	—
Accumulated deficit	(13,992,111)	(12,788,691)
Total Shareholders’ Deficit	(13,991,268)	(12,787,848)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$262,586,018	$258,425,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 15, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$831,041	$1,218,314	$47,545
Loss from operations	(831,041)	(1,218,314)	(47,545)

Other income
Interest earned on marketable securities held in Trust Account	2,397,984	4,501,349	—
Interest earned on cash equivalents	6,383	14,894	—
Total other income	2,404,367	4,516,243	—
Net income (loss)	$1,573,326	$3,297,929	$(47,545)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	25,300,000	25,300,000	—
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.05	$0.10	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,433,333	8,433,333	7,333,333
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.05	$0.10	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,433,333	$843	$—	$(12,788,691)	$(12,787,848)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,103,365)	(2,103,365)

Net income	—	—	—	—	—	1,724,603	1,724,603

Balance – March 31, 2026 (unaudited)	—	—	8,433,333	843	—	(13,167,453)	(13,166,610)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,397,984)	(2,397,984)

Net income	—	—	—	—	—	1,573,326	1,573,326

Balance – June 30, 2026 (unaudited)	—	$—	8,433,333	$843	$—	$(13,992,111)	$(13,991,268)

FOR THE PERIOD FROM APRIL 15, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at April 15, 2025 (inception)	―	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	8,433,333	843	24,157	—	25,000
Net loss	—	—	—	(47,545)	(47,545)
Balance at June 30, 2025	8,433,333	$843	$24,157	$(47,545)	$(22,545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 HCM III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026		For the Period from April 15, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)		$3,297,929		$(47,545)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expenses through promissory note – related party		―		36,220
Interest earned on investments held in Trust Account		(4,501,349)		―
Changes in operating assets and liabilities:
Prepaid insurance		32,500		―
Prepaid expenses		(36,383)		―
Accrued expenses		862,677		11,325
Net cash used in operating activities		(344,626)		―

Net Change in Cash and cash equivalents		(344,626)		―
Cash and cash equivalents – Beginning of period		1,015,282		―
Cash and cash equivalents – End of period		$670,656	$	―

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$	―		$201,102
Deferred offering costs paid through promissory note - related party	$	―		$171,580
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$	―		$25,000
Prepaid expenses paid through promissory note – related party	$	―		$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from April 15, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to August 4, 2025 had been satisfied through the loan under an unsecured promissory note. As of June 30, 2026, the Company had cash of $670,656 and working capital deficit of $747,185.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management considered that the Company must complete a Business Combination by August 4, 2027, or it will be required to cease operations and liquidate. As of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing or complete a Business Combination before the mandatory liquidation date. If additional capital is unavailable, it may be required to take additional measures to conserve liquidity, including delaying the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty primarily consist of consummating a Business Combination prior to the mandatory liquidation date of August 4, 2027. In addition, the Sponsor or its affiliates have the ability and intent, although not an obligation, to provide the Company with additional working capital loans or advances to fund operating expenses and costs related to identifying and evaluating target businesses. Based on the Company’s current liquidity position, projected operating costs, and the requirement to complete a Business Combination by August 4, 2027 or otherwise liquidate, the Company may not have sufficient liquidity to meet its obligations for at least twelve months from the issuance date of these unaudited condensed financial statements. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2026. The interim results for the three and six months ended June 30, 2026 and for the period from April 15, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $17,964 and $52,484 and cash equivalents of $652,692 and $962,798 as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $261,800,278, were invested in U.S. Treasury securities. As of December 31, 2025, the assets held in the Trust Account, amounting to $257,298,929, were held in money market funds that invest in U.S. Treasury securities.

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(3,078,167)
Public shares issuance costs	(16,882,644)
Plus:
Remeasurement of carrying value to redemption value	24,259,740
Class A ordinary shares subject to possible redemption, December 31, 2025	257,298,929
Plus:
Accretion of carrying value to redemption value	2,103,365
Class A ordinary shares subject to possible redemption, March 31, 2026	259,402,294
Plus:
Accretion of carrying value to redemption value	2,397,984
Class A ordinary shares subject to possible redemption, June 30, 2026	$261,800,278

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,179,995	$393,331	$2,473,447	$824,482
Denominator:
Basic and diluted weighted average ordinary shares outstanding	25,300,000	8,433,333	25,300,000	8,433,333
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.10	$0.10

	For the Period from April 15, 2025 (Inception) Through June 30, 2025
		Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss		$—	$(47,545)
Denominator:
Basic and diluted weighted average ordinary shares outstanding		―	7,333,333
Basic and diluted net loss per ordinary share	$	―	$(0.01)

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Public Warrants — As of June 30, 2026 and December 31, 2025, there were 8,433,333 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co. purchased an aggregate of 4,266,667 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant, in a private placement for an aggregate purchase price of $6,400,000. Of those 4,266,667 Private Placement Warrants, the Sponsor purchased 3,533,333 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 733,334 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

JUNE 30, 2026

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

Administrative Services Agreement

Commencing on July 31, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $90,000, respectively, of which $24,194 is included in accrued expenses in the accompanying condensed balance sheets. For the period from April 15, 2025 (Inception) through June 30, 2025, the Company did not incur any fees for these services.

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

The Company also engaged Zenith as an advisor in connection with the initial Business Combination for which it earned an advisory fee of 0.45% of the proceeds of the Initial Public Offering (including proceeds from the IPO), net of underwriters’ out-of-pocket expenses (the “Advisor IBC Fee”). The Advisor IBC Fee and any portion of the aggregate 0.65% Advisor Fee attributable to the exercise of the over-allotment option will be payable at the closing of the Company’s initial Business Combination.

The underwriters will reimburse the Company for the advisory fees paid to Zenith in connection with the Initial Public Offering and the Business Combination, as set forth in this paragraph. On August 20, 2025, the underwriters paid Zenith $367,110. As of June 30, 2026 and December 31, 2025, the advisory fee payable is $1,204,500.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,100,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On April 16, 2025, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs in exchange for 7,666,667 founder shares. On May 29, 2025, the Company through a share recapitalization issued an additional 766,666 Class B ordinary shares to the Sponsor and therefore the Sponsor now holds 8,433,333 founder shares, at approximately, $0.003 per share. All share and per-share data have been retrospectively presented. The founder shares include an aggregate of up to 1,100,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of June 30, 2026 and December 31, 2025, there were 8,433,333 shares of Class B ordinary shares issued and outstanding. On August 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 founder shares are no longer subject to forfeiture.

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

JUNE 30, 2026

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$261,800,278	$257,298,929
Cash in Money Market Account	1	$652,692	$962,798

The fair value of the Public Warrants issued in the Initial Public Offering is $3,078,167, or $0.365 per Public Warrant, and was determined using Monte Carlo Simulation Model. The fair value measurement of the Public Warrants was classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs in the valuation model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants issued in the Initial Public Offering:

August 4, 2025
Volatility	7.8%
Risk-free rate	3.66%
Stock price	9.878
Weighted term (yrs)	2.92

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment profit or loss is net income or loss as presented on the unaudited condensed statement of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$670,656	$1,015,282
Marketable securities held in Trust Account	$261,800,278	$257,298,929

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 15, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$831,041	$1,218,314	$47,545
Interest earned on marketable securities held in Trust Account	$2,397,984	$4,501,349	$—

The CODM reviews interest earned on the Trust Account to measure and monitor value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through August XX, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,573,326, which consists of interest earned on marketable securities held in Trust Account of $2,397,984 and interest earned on cash equivalents of $6,383, offset by general and administrative costs of $831,041.

For the six months ended June 30, 2026, we had a net income of $3,297,929, which consists of interest earned on marketable securities held in Trust Account of $4,501,349 and interest earned on cash equivalents of $14,894, offset by general and administrative costs of $1,218,314.

For the period from April 15, 2025 (inception) through June 30, 2025, we had a net loss of $47,545, which consisted of formation and operational costs.

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

 For the six months ended June 30, 2026, cash used in operating activities was $344,626. Net income of $3,297,929 was affected by interest earned on marketable securities held in the Trust Account of $4,501,349. Changes in operating assets and liabilities used $858,794 of cash for operating activities.

 For the six months ended June 30, 2025, cash used in operating activities was $0. Net loss of $47,545 was primarily due to formation and operating costs. Changes in operating assets and liabilities used $11,325 of cash for operating activities, and payment of expenses through a promissory note to a related party of $36,220.

As of June 30, 2026, we had marketable securities held in the Trust Account of $261,800,278 (including approximately $8,800,278 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $670,656. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HCM III ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chief Executive Officer and Director
(principal executive officer)

Date: August 14, 2026	By:	/s/ Steven Bischoff
	Name:	Steven Bischoff
	Title:	Chief Financial Officer
(principal financial and accounting officer)