Form 10-Q
period 2026-09-30
HCM III ACQUISITION CORP.
filed 2026-11-13
CIK 2069856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 25,300,000 Class A Ordinary Shares, par value $0.0001 per share, and 8,433,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

HCM III ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from April 15, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from April 15, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from April 15, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM III ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and cash equivalents	$470,727	$1,015,282
Prepaid expenses	31,723	8,284
Prepaid insurance	54,167	65,000
Total Current Assets	556,617	1,088,566

Long-term prepaid insurance	—	37,917
Marketable securities held in Trust Account	264,267,431	257,298,929
Total Assets	$264,824,048	$258,425,412

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$1,002,972	$589,831
Accrued offering expenses	—	75,000
Total Current Liabilities	1,002,972	664,831

Deferred underwriting fee payable	12,045,000	12,045,000
Advisory fee payable	1,204,500	1,204,500
Total Liabilities	14,252,472	13,914,331

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.45 and $10.17 per share as of September 30, 2026 and December 31, 2025, respectively	264,267,431	257,298,929

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,100,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption, as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,433,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025	843	843
Additional paid-in capital	—	—
Accumulated deficit	(13,696,698)	(12,788,691)
Total Shareholders’ Deficit	(13,695,855)	(12,787,848)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$264,824,048	$258,425,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM III ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from April 15, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative costs	$182,253	$135,337	$928,041	$182,882
Loss from operations	(182,253)	(135,337)	(928,041)	(182,882)

Other income (expense):
Advisory fee expense	—	(1,644,500)	—	(1,644,500)
Advisory fee - reimbursable income	—	440,000	—	440,000
Interest earned on marketable securities held in Trust Account	2,467,153	1,727,160	6,968,502	1,727,160
Interest earned on cash equivalents	5,139	3,041	20,034	3,041
Total other income	2,472,292	525,701	6,988,536	525,701

Net income	$2,290,039	$390,364	$6,060,495	$342,819

Basic weighted average shares outstanding of Class A ordinary shares	25,300,000	15,675,000	25,300,000	8,583,929
Basic net income per ordinary share, Class A ordinary shares	$0.07	$0.02	$0.18	$0.02
Diluted weighted average shares outstanding of Class A ordinary shares	25,300,000	15,675,000	25,300,000	8,583,929
Diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.02	$0.18	$0.02
Basic weighted average shares outstanding, Class B ordinary shares	8,433,333	8,014,855	8,433,333	7,662,896
Basic net income per ordinary share, Class B ordinary shares	$0.07	$0.02	$0.18	$0.02
Diluted weighted average shares outstanding, Class B ordinary shares	8,433,333	8,433,333	8,433,333	8,383,135
Diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.02	$0.18	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM III ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated		Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit		Deficit
Balance – December 31, 2025	—	$—	8,433,333	$843	$—	$(12,788,691)		$(12,787,848)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,103,365)		(2,103,365)

Net income	—	—	—	—	—	1,724,603		1,724,603

Balance – March 31, 2026 (unaudited)	—	—	8,433,333	843	—	(13,167,453)		(13,166,610)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,397,984	)(1)	(2,397,984)

Net income	—	—	—	—	—	2,045,853	(1)	2,045,853

Balance – June 30, 2026 (unaudited)	—	—	8,433,333	843	—	(13,519,584	)(1)	(13,518,741)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,467,153)		(2,467,153)

Net income	—	—	—	—	—	2,290,039		2,290,039

Balance – September 30, 2026 (unaudited)	—	$—	8,433,333	$843	$—	$(13,696,698)		$(13,695,855)

(1)	The net income for the three months ended June 30, 2026 and the accumulated deficit and total shareholders’ deficit balances as of June 30, 2026 have been revised to correct an over-accrual of legal expenses. See Note 2 — Revision of Previously Issued Financial Statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM APRIL 15, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at April 15, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor (2)	—	—	8,433,333	843	24,157	—	25,000

Net loss	—	—	—	—	—	(47,545)	(47,545)

Balance – June 30, 2025 (unaudited)	—	—	8,433,333	843	24,157	(47,545)	(22,545)

Sale of 4,266,667 Private Placement Warrants	—	—	—	—	6,400,000	—	6,400,000

Fair Value of Public Warrants at issuance	—	—	—	—	3,078,167	—	3,078,167

Allocated value of transaction costs to Class A shares	—	—	—	—	(224,266)	—	(224,266)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,278,058)	(12,409,913)	(21,687,971)

Net income	—	—	—	—	—	390,364	390,364

Balance – September 30, 2025 (unaudited)	—	$—	8,433,333	$843	$—	$(12,067,094)	$(12,066,251)

(2)	Includes an aggregate of up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full (Note 5). On August 4, 2025, the underwriters exercised their over-allotment option and as of such date, 1,100,000 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM III ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from April 15, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$6,060,495	$342,819
Adjustments to reconcile net income to net cash used in operating activities:
Payment of expenses through promissory note – related party	—	47,545
Interest earned on marketable securities held in Trust Account	(6,968,502)	(1,727,160)
Changes in operating assets and liabilities:
Prepaid insurance	48,750	(14,191)
Prepaid expenses	(23,439)	(119,167)
Accrued expenses	413,141	39,942
Net cash used in operating activities	(469,555)	(1,430,212)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	248,600,000
Proceeds from sale of Private Placements Warrants	—	6,400,000
Repayment of promissory note - related party	—	(248,243)
Advisory fee payable - non-current	—	1,204,500
Payment of offering costs	(75,000)	(381,212)
Net cash (used in) provided by financing activities	(75,000)	255,575,045

Net change in cash and cash equivalents	(544,555)	1,144,833
Cash and cash equivalents – Beginning of period	1,015,282	—
Cash and cash equivalents – End of period	$470,727	$1,144,833

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Deferred offering costs paid through promissory note – related party	$—	$180,698
Prepaid services contributed by Sponsor through promissory note - related party	$—	$20,000
Deferred offering costs applied against a prepaid expense paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Advisory fee paid on behalf of the Company by underwriter	$—	$440,000
Deferred underwriting fee payable	$—	$12,045,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from April 15, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Upon the closing of the Initial Public Offering on August 4, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Warrants, is held in a Trust Account (the “Trust Account”) and will only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

SEPTEMBER 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to August 4, 2025 had been satisfied through the loan under an unsecured promissory note. As of September 30, 2026, the Company had cash and cash equivalents of $470,727 and working capital deficit of $446,355.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern”, management considered that the Company must complete a Business Combination by August 4, 2027, or it will be required to cease operations and liquidate. As of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing or complete a Business Combination before the mandatory liquidation date. If additional capital is unavailable, it may be required to take additional measures to conserve liquidity, including delaying the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management’s plans to address this uncertainty primarily consist of consummating a Business Combination prior to the mandatory liquidation date of August 4, 2027. In addition, the Sponsor or its affiliates have the ability and intent, although not an obligation, to provide the Company with additional working capital loans or advances to fund operating expenses and costs related to identifying and evaluating target businesses. Based on the Company’s current liquidity position, projected operating costs, and the requirement to complete a Business Combination by August 4, 2027 or otherwise liquidate, the Company may not have sufficient liquidity to meet its obligations for at least twelve months from the issuance date of these unaudited condensed financial statements. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2026. The interim results for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from April 15, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $67,448 and $52,484 and cash equivalents of $403,279 and $962,798 as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $264,267,431, consisted of U.S. Treasury Bills classified as trading securities and measured at fair value, together with an immaterial cash balance. Changes in the fair value of these securities are recognized in the accompanying condensed statements of operations. As of December 31, 2025, the assets held in the Trust Account, amounting to $257,298,929, were invested in money market funds that invest in U.S. Treasury securities.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(3,078,167)
Public shares issuance costs	(16,882,644)
Plus:
Remeasurement of carrying value to redemption value	24,259,740
Class A ordinary shares subject to possible redemption, December 31, 2025	257,298,929
Plus:
Accretion of carrying value to redemption value	2,103,365
Class A ordinary shares subject to possible redemption, March 31, 2026	259,402,294
Plus:
Accretion of carrying value to redemption value	2,397,984
Class A ordinary shares subject to possible redemption, June 30, 2026	261,800,278
Plus:
Accretion of carrying value to redemption value	2,467,153
Class A ordinary shares subject to possible redemption, September 30, 2026	$264,267,431

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

SEPTEMBER 30, 2026

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

The calculation of diluted net income per ordinary share does not include the effect of the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering, as the warrants are not exercisable until the completion of an initial Business Combination. Accordingly, the warrants have been excluded from the calculation of diluted net income per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	2026		2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,717,529	$572,510	$4,545,371	$1,515,124
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	8,433,333	25,300,000	8,433,333
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.18	$0.18

	For the Three Months Ended September 30,		For the Period from April 15, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$258,294	$132,070	$181,127	$161,692
Denominator:
Basic weighted average shares outstanding	15,675,000	8,014,855	8,583,929	7,662,896
Basic net income per ordinary share	$0.02	$0.02	$0.02	$0.02

	For the Three Months Ended September 30,		For the Period from April 15, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$253,811	$136,553	$173,438	$169,381
Denominator:
Diluted weighted average shares outstanding	15,675,000	8,433,333	8,583,929	8,383,135
Diluted net income per ordinary share	$0.02	$0.02	$0.02	$0.02

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Revision of Previously Issued Financial Statements

During the preparation of its financial statements for the quarter ended September 30, 2026, the Company identified an error related to an overaccrual of legal expenses as of June 30, 2026. The Company evaluated the error in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and concluded that the error was not material to its previously issued financial statements. However, correcting the entire error in the third quarter of 2026 would materially misstate the results of operations for that quarter.

Accordingly, the Company determined that a revision of its previously issued financial statements was appropriate. The revision resulted in a decrease in general and administrative expenses and accrued expenses, and a corresponding increase in net income for the three and six months ended June 30, 2026.

The Company will reflect the revision when the affected prior-period financial information is next presented.

The impact of the revision on the affected financial statement line items is presented in the table below.

Financial Statement Line Item	As Previously Reported	Adjustment	As Revised
As of June 30, 2026
Accrued expenses	$1,452,508	(472,527)	$979,981
Accumulated deficit	$(13,992,111)	472,527	$(13,519,584)
Total Shareholders’ Deficit	$(13,991,268)	472,527	$(13,518,741)
Three months ended June 30, 2026
General and administrative expenses	$831,041	(472,526)	$358,515
Net income	$1,573,326	472,527	$2,045,853
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	0.01	$0.06
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	0.01	$0.06
Six months ended June 30, 2026
General and administrative expenses	$1,218,314	(472,526)	$745,788
Net income	$3,297,929	472,527	$3,770,456
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.10	0.01	$0.11
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.10	0.01	$0.11

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

Public Warrants — As of September 30, 2026 and December 31, 2025, there were 8,433,333 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Note 5 — Related Party Transactions

Founder Shares

On April 16, 2025, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs in exchange for 7,666,667 founder shares. On May 29, 2025, the Company through a share recapitalization issued an additional 766,666 Class B ordinary shares to the Sponsor and therefore the Sponsor now holds 8,433,333 founder shares at approximately $0.003 per share. All share and per-share data have been retrospectively presented. Up to 1,100,000 of the founder shares would be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On August 4, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 founder shares are no longer subject to forfeiture.

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

SEPTEMBER 30, 2026

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

Administrative Services Agreement

Commencing on July 31, 2025, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $15,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $135,000, respectively, of which $9,194 is included in accrued expenses in the accompanying condensed balance sheets. For the three months ended September 30, 2025 and for the period from April 15, 2025 (inception) through September 30, 2025, the Company incurred $30,000 of administrative services fees, which were included in the accrued expenses line in the accompanying condensed balance sheets.

Advisory Agreement

The Company engaged Zenith Securities, LLC (“Zenith”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services in connection with the Initial Public Offering, for which it earned customary advisory fees. Zenith represents the Company’s interests only, is independent of the underwriters and is not a party to any securities purchase agreement with the Company, the underwriters, or investors in relation to the Initial Public Offering. Zenith’s fee is equal to 0.20% of the aggregate proceeds of the Initial Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriters’ out-of-pocket expenses (the “Advisor IPO Fee”).

The Company also engaged Zenith as an advisor in connection with the initial Business Combination for which it earned an advisory fee of 0.45% of the proceeds of the Initial Public Offering (including proceeds from the IPO), net of underwriters’ out-of-pocket expenses (the “Advisor IBC Fee”). The Advisor IBC Fee and any portion of the aggregate 0.65% IPO Fee attributable to the exercise of the over-allotment option will be payable at the closing of the Company’s initial Business Combination.

The underwriters will reimburse the Company for the advisory fees paid to Zenith in connection with the Initial Public Offering and the Business Combination, as set forth in this paragraph. On August 20, 2025, the underwriters paid Zenith $367,110. As of September 30, 2026 and December 31, 2025, the advisory fee payable is $1,204,500.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,100,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 25,300,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On April 16, 2025, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs in exchange for 7,666,667 founder shares. On May 29, 2025, the Company through a share recapitalization issued an additional 766,666 Class B ordinary shares to the Sponsor and therefore the Sponsor now holds 8,433,333 founder shares, at approximately, $0.003 per share. All share and per-share data have been retrospectively presented. The founder shares include an aggregate of up to 1,100,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of September 30, 2026 and December 31, 2025, there were 8,433,333 shares of Class B ordinary shares issued and outstanding. On August 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,100,000 founder shares are no longer subject to forfeiture.

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

SEPTEMBER 30, 2026

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$264,267,431	$257,298,929
Cash in Money Market Account	1	$403,279	$962,798

As of September 30, 2026, the assets held in the Trust Account consisted primarily of U.S. Treasury Bills with a maturity date of October 29, 2026. As of December 31, 2025, the assets held in the Trust Account consisted primarily of U.S. Treasury Bills with a maturity date of January 29, 2026.

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

HCM III ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment profit or loss is net income or loss as presented on the unaudited condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$470,727	$1,015,282
Marketable securities held in Trust Account	$264,267,431	$257,298,929

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative costs	$182,253	$928,041
Interest earned on marketable securities held in Trust Account	$2,467,153	$6,968,502

	For the Three Months Ended September 30, 2025	For the Period from April 15, 2025 (Inception) Through September 30, 2025
General and administrative costs	$135,337	$182,882
Interest earned on marketable securities held in Trust Account	$1,727,160	$1,727,160

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through November XX, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Company’s initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 15, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,290,039, which consists of interest earned on marketable securities held in Trust Account of $2,467,153 and interest earned on cash equivalents of $5,139, offset by general and administrative costs of $182,253.

For the nine months ended September 30, 2026, we had a net income of $6,060,495, which consists of interest earned on marketable securities held in Trust Account of $6,968,502 and interest earned on cash equivalents of $20,034, offset by general and administrative costs of $928,041.

For the three months ended September 30, 2025, we had a net income of $390,364, which consists of advisory fee reimbursable income of $440,000, interest earned on marketable securities held in Trust Account of $1,727,160 and interest earned on marketable securities held in Bank Account of $3,041, offset by operating costs of $135,337 and advisory fee expense of $1,644,500.

For the period from April 15, 2025 (inception) through September 30, 2025, we had a net income of $342,819, which consists of advisory fee reimbursable income of $440,000, interest earned on marketable securities held in Trust Account of $1,727,160 and interest earned on cash equivalents of $3,041, offset by operating costs of $182,882 and advisory fee expense of $1,644,500.

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

For the nine months ended September 30, 2026, cash used in operating activities was $469,555. Net income of $6,060,495 was affected by interest earned on marketable securities held in the Trust Account of $6,968,502. Changes in operating assets and liabilities used $438,452 of cash for operating activities.

For the period from April 15, 2025 (inception) through September 30, 2025, cash used in operating activities was $1,430,212. Net income of $342,819 was affected by interest earned on marketable securities held in the Trust Account of $1,727,160 and payment of operation costs through promissory note of $47,545. Changes in operating assets and liabilities used $93,416 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $264,267,431 (including approximately $11,267,431 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash and cash equivalents of $470,727. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations under ASC 205-40, we are required to complete an initial Business Combination by August 4, 2027, or cease operations and liquidate. Based on our current liquidity position, anticipated operating expenses and the mandatory liquidation date, we may not have sufficient liquidity to meet our obligations for at least twelve months from the issuance date of these unaudited condensed financial statements. Although our Sponsor or its affiliates may provide additional working capital loans or advances, they are under no obligation to do so. Accordingly, these conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose additional information about certain expense categories in the notes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which clarified the effective dates of ASU 2024-03. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 4, 2025, we consummated the Initial Public Offering of 25,300,000 units at $10.00 per Units, which includes the full exercise of the underwriters’ over-allotment option of 3,300,000 Units, generating gross proceeds of $253,000,000. Cantor acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-287841). The Securities and Exchange Commission declared the registration statements effective on July 31, 2025.

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

We incurred total offering costs of $17,106,910, consisting of $4,400,000 of cash underwriting fees, $12,045,000 of deferred underwriting fees, and $661,910 of other offering costs. The deferred underwriting fees have not been paid and are payable upon the completion of the Company’s initial Business Combination.

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

HCM III ACQUISITION CORP.

Date: November 13, 2026	By:	/s/ Shawn Matthews
	Name:	Shawn Matthews
	Title:	Chief Executive Officer and Director
(principal executive officer)

Date: November 13, 2026	By:	/s/ Steven Bischoff
	Name:	Steven Bischoff
	Title:	Chief Financial Officer
(principal financial and accounting officer)

